Form 10-K
period 2019-12-31
CD 2017-CD4 Mortgage Trust
filed 2020-03-20
CIK 1702745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 250-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

The master servicer of a pooling and servicing agreement or trust and servicing agreement also functions as the primary servicer of the related mortgage loans serviced and administered pursuant to such agreement unless a separate primary servicer is identified herein.  If this report does not identify a separate primary servicer, the servicer compliance statement provided by the master servicer under any such agreement also encompasses its responsibilities as primary servicer of the related mortgage loan or mortgage loans.

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the Hilton Hawaiian Village Mortgage Loan, the Key Center Cleveland Mortgage Loan and the Hamilton Crossing Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Moffett Place Google Mortgage Loan, the 111 Livingston Street Mortgage Loan and the Hilton Hawaiian Village Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

CWCapital Asset Management LLC is the special servicer of the Hilton Hawaiian Village Mortgage Loan, which constituted approximately 6.3% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Hilton Hawaiian Village Mortgage Loan from November 22, 2019 to  December 31, 2019. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required. In addition, CWCapital Asset Management LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

Wells Fargo Bank, National Association acts as trustee of the Uovo Art Storage Mortgage Loan, the 111 Livingston Street Mortgage Loan and the Moffett Place Google Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement and the pooling and servicing agreement for the CD 2017-CD3 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Uovo Art Storage Mortgage Loan, the 111 Livingston Street Mortgage Loan and the Moffett Place Google Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the primary servicer of the Hilton Hawaiian Village Mortgage Loan, the Key Center Cleveland Mortgage Loan and the Hamilton Crossing Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Hilton Hawaiian Village Mortgage Loan, the 111 Livingston Street Mortgage Loan, the Moffett Place Google Mortgage Loan, the Hamilton Crossing Mortgage Loan and the Key Center Cleveland Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combination that includes the Hilton Hawaiian Village Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of CWCapital Asset Management LLC, as special servicer of the Hilton Hawaiian Village Mortgage Loan on and after November 22, 2019 to December 31, 2019, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and (ii) the servicer compliance statement of AEGON USA Realty Advisors, LLC, as special servicer of the Hilton Hawaiian Village Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statement of CWCapital Asset Management LLC, as special servicer of the Hilton Hawaiian Village Mortgage Loan on and after November 22, 2019 to December 31, 2019 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The 95 Morton Street Mortgage Loan (ID 1 on Annex A-1 of the prospectus supplement of the registrant relating to the issuing entity filed on May 17, 2017 pursuant to Rule 424(b)(2)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $9,441,750.00 for the twelve- month period ended December 31, 2019.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian, and Deutsche Bank Trust Company Americas, as trustee and as custodian.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue.  On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for one of the 43 trusts at issue.  DBNTC serves as trustee for the other 42 trusts at issue.  Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (“TIA”); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of New York’s Streit Act; and breach of the covenant of good faith.  However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal.  Plaintiffs allege damages of “hundreds of millions of dollars.”  On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue.  On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC.  DBTCA serves as trustee for 1 of the 50 trusts at issue.  DBNTC serves as trustee for the other 49 trusts at issue.  Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith.  However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal.  The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain.  On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint.  On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment.  Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment.  As of March 1, 2020, both motions for summary judgment have been briefed and are awaiting decision by the court.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts.  On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code.  IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages.  On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss.  On January 6, 2017 and June 20, 2017, IKB voluntarily dismissed with prejudice all claims as to seven trusts.  As of March 1, 2020, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association (“Midland”) discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported fields as described in (1) and (2) below.  (1) In connection with other enhancements Midland made to its manual Schedule AL process, starting in April 2019, Midland developed and implemented new Schedule AL reporting templates for each applicable CMBS transaction that closed prior to April 2019 and for each applicable CMBS transaction going forward.  Related to this, Midland made certain template setup errors, along with related and other manual inputting of information errors, and the errors were not identified prior to submission of the applicable Schedule AL Files in certain cases due to breakdowns in quality control.  (2) In one applicable transaction, the related Schedule AL File for a given month was not saved properly resulting in the prior month's Schedule AL File being submitted for the given month instead of the correct Schedule AL File.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year.  Errors relating to certain Schedule AL Files during 2019 were identified during the related audit.  Following identification, Midland made staffing changes and additional enhancements and improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

Midland is currently remediating the Schedule AL reporting for certain of the CMBS transactions found to be incorrect.

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

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Park Bridge Lender Services LLC, as Operating Advisor

33.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 33.1)

33.7         Rialto Capital Advisors, LLC, as Special Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 33.2)

33.8         Wells Fargo Bank, National Association, as Trustee of the Uovo Art Storage Mortgage Loan (Omitted. See Explanatory Notes.)

33.9         Wells Fargo Bank, National Association, as Custodian of the Uovo Art Storage Mortgage Loan (see Exhibit 33.4)

33.10       Park Bridge Lender Services LLC, as Operating Advisor of the Uovo Art Storage Mortgage Loan (see Exhibit 33.5)

33.11       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan

33.12       AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan prior to November 22, 2019

33.13       CWCapital Asset Management LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan on and after November 22, 2019 (Omitted. See Explanatory Notes.)

33.14       Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.20       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.25       Wells Fargo Bank, National Association, as Trustee of the 111 Livingston Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the 111 Livingston Street Mortgage Loan (see Exhibit 33.5)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 33.11)

33.29       Rialto Capital Advisors, LLC, as Special Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 33.2)

33.30       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Key Center Cleveland Mortgage Loan

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the Key Center Cleveland Mortgage Loan (see Exhibit 33.5)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 33.16)

33.33       National Tax Search, LLC, as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 33.17)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the Hamilton Crossing Mortgage Loan (see Exhibit 33.11)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Crossing Mortgage Loan (see Exhibit 33.2)

33.36       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hamilton Crossing Mortgage Loan (see Exhibit 33.30)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the Hamilton Crossing Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hamilton Crossing Mortgage Loan (see Exhibit 33.16)

33.39       National Tax Search, LLC, as Servicing Function Participant of the Hamilton Crossing Mortgage Loan (see Exhibit 33.17)

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

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Park Bridge Lender Services LLC, as Operating Advisor

34.6         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 34.1)

34.7         Rialto Capital Advisors, LLC, as Special Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 34.2)

34.8         Wells Fargo Bank, National Association, as Trustee of the Uovo Art Storage Mortgage Loan (Omitted. See Explanatory Notes.)

34.9         Wells Fargo Bank, National Association, as Custodian of the Uovo Art Storage Mortgage Loan (see Exhibit 34.4)

34.10       Park Bridge Lender Services LLC, as Operating Advisor of the Uovo Art Storage Mortgage Loan (see Exhibit 34.5)

34.11       Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan

34.12       AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan prior to November 22, 2019

34.13       CWCapital Asset Management LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan on and after November 22, 2019 (Omitted. See Explanatory Notes.)

34.14       Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.20       Wells Fargo Bank, National Association, as Trustee of the Moffett Place Google Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.25       Wells Fargo Bank, National Association, as Trustee of the 111 Livingston Street Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the 111 Livingston Street Mortgage Loan (see Exhibit 34.5)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 34.11)

34.29       Rialto Capital Advisors, LLC, as Special Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 34.2)

34.30       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Key Center Cleveland Mortgage Loan

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the Key Center Cleveland Mortgage Loan (see Exhibit 34.5)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 34.16)

34.33       National Tax Search, LLC, as Servicing Function Participant of the Key Center Cleveland Mortgage Loan (see Exhibit 34.17)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the Hamilton Crossing Mortgage Loan (see Exhibit 34.11)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Crossing Mortgage Loan (see Exhibit 34.2)

34.36       Deutsche Bank Trust Company Americas, as Trustee and Custodian of the Hamilton Crossing Mortgage Loan (see Exhibit 34.30)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the Hamilton Crossing Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hamilton Crossing Mortgage Loan (see Exhibit 34.16)

34.39       National Tax Search, LLC, as Servicing Function Participant of the Hamilton Crossing Mortgage Loan (see Exhibit 34.17)

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

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 35.1)

35.5         Rialto Capital Advisors, LLC, as Special Servicer of the Uovo Art Storage Mortgage Loan (see Exhibit 35.2)

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan

35.7         AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan prior to November 22, 2019 (Omitted. See Explanatory Notes.)

35.8         CWCapital Asset Management LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan on and after November 22, 2019 (Omitted. See Explanatory Notes.)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Moffett Place Google Mortgage Loan (see Exhibit 35.1)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Place Google Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 111 Livingston Street Mortgage Loan (see Exhibit 35.1)

35.12       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 111 Livingston Street Mortgage Loan (see Exhibit 35.1)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 35.6)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Key Center Cleveland Mortgage Loan (see Exhibit 35.2)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Hamilton Crossing Mortgage Loan (see Exhibit 35.6)

35.16       Rialto Capital Advisors, LLC, as Special Servicer of the Hamilton Crossing Mortgage Loan (see Exhibit 35.2)

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

Date: March 19, 2020

/s/ Natalie Grainger

Natalie Grainger, Director

Date: March 19, 2020